Form 10-Q
period 2026-06-30
OLENOX INDUSTRIES INC.
filed 2026-08-19
CIK 1023994

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 18, 2026, the issuer had a total of 1,659,347 shares of the registrant’s common stock, $0.01 par value, outstanding.

 EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to “the Company,” “we,” “our”, “us” and “Olenox” refer to Olenox Industries, Inc., a Delaware corporation.

At the commencement of trading on May 8, 2026, we completed a 1-for-10 reverse split of our outstanding shares of common stock (the “Reverse Stock Split”). No fractional shares of the Company’s common stock were issued as a result of the Reverse Stock Split. Any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q has been adjusted to reflect the Reverse Stock Split, including the financial statements and notes thereto.

The Company is timely filing this Quarterly Report on Form 10-Q on or before August 19, 2026 in accordance with the automatic five day extension granted under a timely filed Rule 12b-25 extension notice.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that present our current expectations or forecasts of future events. These statements do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Quarterly Report on Form 10-Q generally. In particular, these include statements relating to future actions, prospective products, market acceptance, future performance or results of current and anticipated products, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results.

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, the cost, terms and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions and general economic conditions. These statements are based on our management’s expectations, beliefs and assumptions concerning future events affecting us, which in turn are based on currently available information. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

●	changes in the market acceptance of our products and services;

●	increased levels of competition;

●	changes in political, economic or regulatory conditions generally and in the markets in which we operate;

●	our relationships with our key customers;

●	adverse conditions in the industries in which our customers operate;

●	our ability to retain and attract senior management and other key employees;

●	our ability to quickly and effectively respond to new technological developments;

●	our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company; and

●	other risks, including those described in the “Risk Factors” discussion of this Quarterly Report on Form 10-Q, as well as our most recent Annual Report on Form 10-K.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Quarterly Report on Form 10-Q are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

OLENOX INDUSTRIES INC. AND SUBSIDIARIES

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,210,965	$427,866
Accounts receivable, net	534,992	317,242
Cryptocurrency holdings	531,839	—
Contract assets	246,259	—
Inventories	329,978	329,978
Prepaid expenses and other current assets	549,036	383,439
Total current assets	3,403,069	1,458,525

Non-current assets:
Oil and gas assets, on the basis of full cost accounting, net	3,873,838	4,004,589
Property, plant and equipment, net	29,319,934	4,730,505
Project development costs and other non-current assets	335,506	349,348
Right of use assets, net	127,768	309,013
Intangible assets, net	5,393,746	5,734,298
Goodwill	17,449,429	17,449,429
Certificate of deposit	2,000,000	2,000,000
Co-location hosting security deposits	2,274,534	—
Total non-current assets	60,774,755	34,577,182
Total Assets	$64,177,824	$36,035,707

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,553,283	$12,068,509
Contract liabilities and deferred revenues	776,055	924,076
Lease liability, current maturities	164,217	138,217
Due to affiliates	1,242,772	1,498,205
Lines of credit	2,001,667	2,001,667
Derivative liabilities	61,267	70,802
Convertible notes payable	1,125,000	1,035,581
Current portion of long-term debt	4,866,664	4,866,664
Short-term notes payable, net	1,466,308	3,204,175
Total current liabilities	26,257,233	25,807,896

Long-term liabilities:
Long-term notes payable, net	16,664,343	610,336
Lease liability	—	179,649
Asset retirement obligations	1,894,281	1,848,080
Total long-term liabilities	18,558,624	2,638,065
Total liabilities	44,815,857	28,445,961

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A Preferred stock, $1.00 par value, 5,405,010 shares authorized; 3,809,640 and 3,848,640 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	3,809,640	3,848,640
Series B Preferred stock, $1.00 par value, 60,000 shares authorized; 2,084 and 2,084 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,084	2,084
Series C Preferred stock, $1.00 par value, 50,000 shares authorized; 2,928 and 4,500 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,928	4,500
Series E Preferred stock, $1.00 par value, 340,000 shares authorized; 137,840 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	137,840	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 1,322,707 issued and 1,322,702 outstanding as of June 30, 2026 and 646,796 issued and 646,791 outstanding as of December 31, 2025, respectively	13,226	6,467
Additional paid-in capital	138,749,942	121,172,724
Treasury stock, at cost, 5 shares as of June 30, 2026 and December 31, 2025	(92,396)	(92,396)
Accumulated deficit	(123,261,297)	(117,352,273)
Total stockholders’ equity	19,361,967	7,589,746
Total Liabilities and Stockholders’ Equity	$64,177,824	$36,035,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues, net	$2,118,355	$721,351	$2,403,668	$1,287,705

Cost of revenues, excluding crypto-mining depreciation	644,801	1,715,819	1,036,953	2,605,928
Depreciation, crypto-mining operations	1,226,031	-	1,226,031	-
Total cost of revenues	1,870,832	1,715,819	2,262,984	2,605,928

Gross profit (loss)	247,523	(994,468)	140,684	(1,318,223)

Operating expenses:
Payroll and related expenses	961,279	737,794	1,653,659	1,293,532
General and administrative expenses	2,222,519	1,804,617	4,225,005	2,750,190
Marketing and business development expenses	1,375	150,901	82,784	157,817
Total operating expenses	3,185,173	2,693,312	5,961,448	4,201,539

Operating loss	(2,937,650)	(3,687,780)	(5,820,764)	(5,519,762)

Other income (expense):
Interest expense, net	(316,540)	(935,963)	(682,297)	(1,539,089)
Loss on debt extinguishment	—	—	(613,723)	—
Gain on debt extinguishment	—	—	1,197,449	—
Change in fair value of derivatives	10,890	—	9,535	—
Change in fair value of equity-based investment	—	—	—	(311,560)
Other income	—	49,873	776	49,873
Total	(305,650)	(886,090)	(88,260)	(1,800,776)

Loss before income taxes	(3,243,300)	(4,573,870)	(5,909,024)	(7,320,538)
Income tax expense	—	—	—	—
Net loss	(3,243,300)	(4,573,870)	(5,909,024)	(7,320,538)

Deemed dividend for preferred shareholders	—	—	(395,967)	—

Net loss attributable to common stockholders	$(3,243,300)	$(4,573,870)	$(6,304,991)	$(7,320,538)

Net loss per share - basic and diluted	$(3.11)	$(298.05)	$(6.64)	$(586.72)
Weighted average shares outstanding - basic and diluted	1,041,562	15,346	949,317	12,477

 The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

			Preferred Stock								Additional
	Common Stock		Series A		Series B		Series C		Series E		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2025	646,791	$6,467	3,848,640	$3,848,640	2,084	$2,084	4,500	$4,500	—	$—	$121,172,724	$(92,396)	$(117,352,273)	$7,589,746
Stock-based compensation	24,790	248	—	—	—	—	—	—	—	—	221,818	—	—	222,066
Settlement of short-term notes payable	84,948	849	—	—	—	—	—	—	—	—	875,206	—	—	876,055
Shares issued for settlement of due to affiliates	62,333	623	—	—	—	—	—	—	—	—	616,590	—	—	617,213
Exchange of Series A preferred stock for common stock	58,500	585	(39,000)	(39,000)	—	—	—	—	—	—	38,415	—	—	—
Sale of preferred stock	—	—	—	—	—	—	1,800	1,800	—	—	1,546,000	—	—	1,547,800
Conversion of preferred stock	122,990	1,230	—	—	—	—	(1,711)	(1,711)	—	—	481	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,665,724)	(2,665,724)
Balance at March 31, 2026	1,000,352	$10,002	3,809,640	$3,809,640	2,084	$2,084	4,589	$4,589	$—	$—	$124,471,234	$(92,396)	$(120,017,997)	$8,187,156
Stock-based compensation	61,661	617	—	—	—	—	—	—	—	—	417,494	—	—	418,111
Issuance of Series E preferred stock for acquisition of CS Digital Ventures, LLC	—	—	—	—	—	—	—	—	140,000	140,000	13,860,000	—	—	14,000,000
Conversion of preferred stock	260,694	2,607	—	—	—	—	(1,661)	(1,661)	(2,160)	(2,160)	1,214	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,243,300)	(3,243,300)
Balance at June 30, 2026	$1,322,707	$13,226	$3,809,640	$3,809,640	$2,084	$2,084	$2,928	$2,928	$137,840	$137,840	$138,749,942	$(92,396)	$(123,261,297)	$19,361,967

			Preferred Stock								Additional
	Common Stock		Series A		Series B		Series C		Series E		Paid in	Treasury	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2024	9,435	$94	—	$—	—	$—	—	$—	—	$—	$86,164,077	$(92,396)	$(98,532,083)	$(12,460,308)
Stock-based compensation	89	1	—	—	—	—	—	—	—	—	106,297	—	—	106,298
Issuance of stock in connection with acquisition, as restated (Note 3)	—	—	4,000,000	4,000,000	—	—	—	—	—	—	14,800,000	—	—	18,800,000
Forgiveness of related party debt	—	—	—	—	—	—	—	—	—	—	1,275,416	—	—	1,275,416
Issuance of common stock in connection with debt issuance	459	5	—	—	—	—	—	—	—	—	332,044	—	—	332,049
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,746,668)	(2,746,668)
Balance at March 31, 2025, as restated (Note 3)	9,983	$100	4,000,000	$4,000,000	—	$—	—	$—	—	$—	$102,677,834	$(92,396)	$(101,278,751)	$5,306,787
Stock-based compensation	18	—	—	—	—	—	—	—	—	—	106,298	—	—	106,298
Issuance of common stock, net of issuance costs	3,913	39	—	—	—	—	—	—	—	—	6,635,255	—	—	6,635,294
Issuance of stock for accrued interest	1,900	19	—	—	—	—	—	—	—	—	482,733	—	—	482,752
Conversion of Series A preferred stock into common stock	3,125	31	(151,360)	(151,360)	—	—	—	—	—	—	151,329	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,573,870)	(4,573,870)
Balance at June 30, 2025, as restated (Note 3)	18,939	$189	3,848,640	$3,848,640	—	$—	—	$—	—	$—	$110,053,449	$(92,396)	$(105,852,621)	$7,957,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

OLENOX INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(5,909,024)	$(7,320,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	2,028,901	440,349
Amortization of debt issuance costs	146,819	843,765
Accretion of asset retirement obligations	46,201	—
Loss on debt extinguishment	613,723	—
Gain on debt extinguishment	(1,197,449)	—
Change in fair value of derivatives	(9,535)	—
Change in right of use asset and lease liability	27,596	(66,821)
Stock-based compensation	640,177	212,596
Change in fair value of equity-based investment	—	311,560
Changes in operating assets and liabilities:
Accounts receivable	(217,750)	(154,364)
Cryptocurrency holdings	764,574	—
Contract assets	(246,259)	(128,262)
Inventories	—	189,598
Prepaid expenses and other current assets	(130,357)	74,626
Project development and other assets	13,842	(886)
Accounts payable and accrued expenses	2,464,163	2,472,345
Contract liabilities and deferred revenues	(148,021)	(37,081)
Due to affiliates	—	(16,433)
Net cash used in operating activities	(1,112,399)	(3,179,546)

Cash flows from investing activities:
Purchase of property, plant and equipment	(163,232)	(364,847)
Purchase of oil and gas assets	—	(2,000,000)
Cash received in business combination	514,751	77,013
Investment in equity method investment	—	(186,000)
Net cash provided by (used in) investing activities	351,519	(2,473,834)

Cash flows from financing activities:
Proceeds from short-term notes payable, net of debt issuance costs	—	3,044,232
Payment of short-term notes payable	(3,821)	(1,634,809)
Cash received from sale of common and preferred stock	1,547,800	6,635,294
Net cash provided by financing activities	1,543,979	8,044,717

Net increase in cash and cash equivalents	783,099	2,391,337

Cash and cash equivalents - beginning of period	427,866	375,873

Cash and cash equivalents - end of period	$1,210,965	$2,767,210

Supplemental disclosure of cash flow information:
Interest paid	$50,538	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
		(as revised)
Forgiveness of related party debt and investment	$—	$1,275,416
Common stock and warrants issued for debt issuance	$—	$332,049
Shares issued for settlement of short-term notes payable	$1,737,439	$—
Settlement of due to affiliates and accrued interest	$339,550	$494,912
Exchange of Series A preferred stock for common stock	$39,000	$—
Conversion of preferred stock to common stock	$5,532	$151,360
Issuance of Series E preferred stock for acquisition	$14,000,000	$—
Issuance of notes payable for acquisition	$16,000,000	$—

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

On February 2, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and New Asia Holdings, Inc., a Nevada corporation (“NAHD”), pursuant to which NAHD was merged into a subsidiary of the Company (the “Merger”). Following the Merger, NAHD and its operating subsidiaries became indirect, wholly owned subsidiaries of the Company. As merger consideration, the Company issued four million (4,000,000) shares of Series A non-voting convertible preferred shares of the Company, par value $1.00 (the “Series A Preferred Shares”), to NAHD’s shareholders, with each Series A Preferred Share having the right to convert into 64 shares of common stock of the Company, provided, however, that any such conversion is subject to the approval by the Company’s common stockholders. The Merger Agreement contained conditions to the completion of the Merger, including the filing of the articles of incorporation and/or organization for the merger subsidiaries, and the adoption of board resolutions and/or sole member resolutions by the merger subsidiaries approving the Merger. On February 13, 2025, all of the closing conditions to the Merger Agreement were satisfied or waived, the Preferred Shares were issued to NAHD’s shareholders, and the transactions set forth in the Merger Agreement have been fully completed and closed.

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

Cryptocurrency Mining

The Company operates a bitcoin mining business through CS Digital Ventures, LLC, which it acquired in May 2026. The Company owns and operates application-specific integrated circuit (“ASIC”) mining equipment and provides hash computation services through third-party mining pools. The Company’s mining equipment contributes computing power to third party mining pools, and the Company receives consideration in bitcoin based on the computational power contributed pursuant to the applicable mining pool arrangements. Electricity is the principal operating cost of mining, and results in this segment therefore depend primarily on the price of bitcoin, network mining difficulty and hash rate, and the Company’s cost of power.

2. LIQUIDITY AND GOING CONCERN

The Company has incurred losses since its inception, has negative working capital of approximately $22.9 million and has negative operating cash flows, which raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of the uncertainty concerning the Company’s ability to continue as a going concern.

On April 28, 2026, SG Echo LLC (“SG Echo”), a wholly owned subsidiary of the Company and an operating entity of the Construction segment, filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Oklahoma. SG Echo continues to operate its business as a debtor-in-possession while pursuing a court-supervised reorganization. The Chapter 11 proceeding is limited to SG Echo and does not include the Company or its other subsidiaries. The filing triggered an event of default under certain SG Echo debt agreements, including approximately $4.0 million owed to Enhanced Capital Oklahoma Rural Fund, LLC. The Company has concluded that it retains control of SG Echo and has therefore continued to consolidate SG Echo as of and for the six months ended June 30, 2026.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.

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

Reverse Stock Split. On May 8, 2026, the Company effected a 1-for-10 reverse stock split of its then-outstanding common stock. All share and per share amounts set forth in these condensed consolidated financial statements, including the prior period comparative amounts, have been retroactively recast to reflect the reverse stock split as if it had occurred as of the earliest period presented.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current year presentation.

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

Accounting Standards Codification (“ASC 805”), Business Combinations, requires the consideration transferred in a business combination, including equity interests issued by the acquirer, to be measured at fair value as of the acquisition date. The $15,769,600 difference between the amount originally recorded and the acquisition-date fair value therefore represents an error in measurement in previously issued financial statements within the meaning of ASC 250, Accounting Changes and Error Corrections.

Because the identifiable assets acquired and liabilities assumed in the Merger were unchanged, the correction reduces the consideration transferred, and correspondingly goodwill, by $15,769,600, and reduces by the same amount the value recorded in stockholders’ equity for the Series A Preferred Stock issued as consideration. The correction does not change the number of shares of Series A Preferred Stock issued or outstanding, the rights and preferences of those shares, or the Company’s net loss, net loss per share, cash flows, or working capital for any period presented. The correction to the June 30, 2025 financial statements is contained in the June 30, 2026 financial statements included herein. Management is in the process of preparing the corrected financial statements for the six months ended June 30, 2025 which will be filed in an amendment on Form 10-Q/A for the period ended June 30, 2025.

The Merger was completed during the six months ended June 30, 2025. Accordingly, the restatement has no effect on total stockholders’ equity as of December 31, 2024, and affects only the line items within the condensed consolidated statement of changes in stockholders’ equity and the condensed consolidated statement of cash flows reflecting the issuance of Series A Preferred Stock as consideration for the Merger, and the resulting balance as of June 30, 2025, and September 30, 2025. The following table presents the effect of the revision on the affected line items of the condensed consolidated statement of changes in stockholders’ equity and condensed consolidated statement of cash flows for the six months ended June 30, 2025:

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

Crypto mining revenue

The Company operates bitcoin mining equipment that it owns and participates in third-party mining pools under contractual arrangements whereby its mining equipment contributes computing power to the Bitcoin network in exchange for bitcoin rewards. Revenue from mining activities is accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s performance obligation is satisfied as hash computation services are provided to the mining pool operators. Revenue is recognized when the Company has the right to receive consideration, which generally occurs when the mining pool operators determine the Company’s share of mining rewards based on the computational power contributed. The bitcoin received is measured at fair value on the date the mining rewards are earned using the quoted market price in the Company’s principal market. Electricity and depreciation of mining equipment are recorded in cost of revenues.

The following tables provide further disaggregation of the Company’s revenues by performance obligations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Performance obligations satisfied over time	$552,842	$659,713	$678,862	$1,226,067
Performance obligations satisfied at a point in time	1,565,513	61,638	1,724,806	61,638
Total Revenue	$2,118,355	$721,351	$2,403,668	$1,287,705

Cryptocurrency holdings

The Company’s crypto assets consist of bitcoin generated by its cryptocurrency mining operations. These assets are measured at fair value at each reporting date, with changes in fair value recognized in operations in the period in which they occur. Fair value is determined using the quoted price in the Company’s principal market at the measurement date and is classified within Level 1 of the fair value hierarchy. Crypto assets are presented separately from other intangible assets in the condensed consolidated balance sheets and are classified as current, as the Company generally converts them to cash within one year. The Company held no crypto assets subject to contractual sale restrictions at June 30, 2026.

The Company holds substantially all of its bitcoin in self-custody wallets. Mining rewards are paid by the pool operators directly into those wallets. Bitcoin is transferred to the Company’s account at the third-party custodian only when the Company requires funds, in order to be sold; the sale proceeds are then remitted to the Company’s bank account. The account is used to execute sales and is not used to hold bitcoin over time, and the amount and timing of transfers are therefore determined by the Company’s cash requirements rather than by a fixed schedule

For the self-custody wallets, the private keys are held on hardware devices controlled by the Company. Signing authority is limited to named officers and no third party holds or has access to the keys. The wallets are not insured, and the Company bears the risk of loss, theft or unauthorized access; there is no equivalent of deposit insurance for digital assets held in this way.

Under the custody agreement, digital assets delivered to the custodian are held in trust for the Company, the custodian has no right, interest or title in them, they do not form part of the custodian’s balance sheet, and in the event of the custodian’s insolvency or receivership they pass to the Company. The agreement also provides that assets held there are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation, that they may not be segregated from the assets of other customers of the custodian, and that the custodian’s liability for loss is limited other than in cases of gross negligence, fraud or willful misconduct. Given that bitcoin is held at the custodian only transiently and that the balance at each reporting date was immaterial, the Company does not consider its exposure to the custodian to be significant.

The Company has not pledged any of its bitcoin as collateral and no bitcoin is subject to lending, staking or similar arrangements.

Property and equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated lives of each asset. Estimated useful lives and capitalized amounts for significant classes of assets are as follows:

Asset	Useful life
Furniture and office equipment	5 years
Machinery and equipment	4-10 years
Building and improvements	30 years
Crypto-mining equipment	5 years

Co-location hosting security deposits

Security deposits consist of refundable amounts paid to Genesis Digital Assets pursuant to co-location hosting agreements. These deposits are refundable upon termination of the respective hosting agreement and are classified as non-current assets.

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

Transfers into and transfers out of the hierarchy levels are recognized as if they had taken place at the end of the reporting period. There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques. The Company’s derivative liabilities are measured at fair value using Level 3 inputs. Other than the Company’s cryptocurrency holdings, which are measured at fair value using Level 1 inputs, the Company’s financial instruments measured at fair value consist of derivative liabilities measured using Level 3 inputs.

	Fair value measured as of June 30, 2026
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cryptocurrency holdings	$531,839	$531,839	$—	$—
Liabilities
Derivative liabilities	$61,267	$—	$—	$61,267

	Fair value measured as of December 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative liabilities	$70,802	$—	$—	$70,802

The following table presents the roll forward of liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2026:

Derivative liabilities
Balance at December 31, 2025	$70,802
Issuances	—
Settlements	—
Change in fair value included in earnings	(9,535)
Transfers into (out of) Level 3	—
Balance at June 30, 2026	$61,267

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

The Company adopted Accounting Standards Update (“ASU”) 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, effective January 1, 2025. The Company held no crypto assets on that date, and accordingly no cumulative-effect adjustment to accumulated deficit was recorded on adoption. The Company first applied the guidance during the second quarter of 2026, when it acquired crypto assets and commenced cryptocurrency mining operations in connection with the acquisition of CS Digital Ventures, LLC described in Note 4.

In connection with those operations, the Company established accounting policies for crypto assets and for cryptocurrency mining revenue, which are described above. The initial adoption of an accounting policy for transactions that had not previously occurred is not a change in accounting principle, and no prior period amounts have been restated. Other than as described above, there have been no material changes to the Company’s significant accounting policies, or to recent accounting pronouncements adopted, from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this new guidance to its condensed consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

4. BUSINESS COMBINATIONS

CS Digital Ventures, LLC

On May 26, 2026, the Company acquired 100% of the membership interests of CS Digital Ventures, LLC (“CS Digital”), a provider of digital infrastructure and cryptocurrency mining services, pursuant to a Membership Interest Purchase Agreement dated May 26, 2026 (“MIPA”), as amended on June 16, 2026. The acquisition has been accounted for as a business combination under ASC 805, Business Combinations. The acquisition established the Company’s Crypto Mining reportable segment.

The upfront preliminary purchase consideration of $30.0 million consisted of $14.0 million satisfied through the issuance of 140,000 shares of the Company’s Series E Preferred Stock and $16.0 million in unsecured promissory notes. The Company also issued the sellers warrants to purchase 1,500,000 shares of common stock, and agreed to pay contingent consideration of up to $20.0 million in additional shares of Series E Preferred Stock upon the achievement of specified revenue and Adjusted EBITDA milestones.

The results of operations of CS Digital are included in the Company’s condensed consolidated financial statements from May 26, 2026 through the end of the period presented. For the period from the acquisition date through June 30, 2026, CS Digital contributed revenue of $1,452,752 and a net loss of $564,104.

The following table summarizes the preliminary allocation of the consideration transferred to the assets acquired and liabilities assumed at the acquisition date:

Preliminary
Cash and cash equivalents	$514,751
Prepaid expenses	35,240
Cryptocurrency holdings	1,296,413
Property and equipment	25,983,795
Co-location hosting security deposits	2,274,534
Liabilities assumed	(104,733)
Net identifiable assets acquired	30,000,000
Preliminary excess of net identifiable assets over consideration transferred	-
Total preliminary consideration transferred	$30,000,000

The purchase price allocation and consideration transferred is preliminary and subject to change as the Company completes its valuation of the assets acquired and liabilities assumed, including property and equipment, intangible assets, the Series E Preferred stock, the warrants and the contingent consideration issued to the sellers at closing. Accordingly, the preliminary excess of net identifiable assets over consideration transferred reflected above is subject to adjustment upon completion of these valuations. The Company expects to finalize the allocation within the measurement period, which will not exceed one year from the acquisition date.

Supplemental unaudited pro forma revenue and earnings information presenting the combined results as if the acquisition had occurred as of January 1, 2025, is as follows:

	Six Months Ended June 30,
	2026	2025
Revenues	$7,512,560	$9,224,677

Net loss	$(7,725,367)	$(9,645,579)

5. ACCOUNTS RECEIVABLE

At June 30, 2026 and December 31, 2025, the Company’s accounts receivable, net consisted of the following:

	June 30, 2026	December 31, 2025
Billed Construction services	$912,507	$719,016
Less: allowance for credit losses	(377,515)	(401,774)
Total net receivables	$534,992	$317,242

Changes in the Company’s allowance for credit losses for the six months ended June 30, 2026 and the year ended December 31, 2025 consisted of the following:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Beginning balance	$401,774	$266,795
Recoveries of credit losses	(24,259)	—
Additional credit losses recognized	-	134,979
Total allowance for credit losses	$377,515	$401,774

6. CONTRACT ASSETS AND CONTRACT LIABILITIES

Costs and estimated earnings on uncompleted contracts, which represent contract assets and contract liabilities, consisted of the following:

	June 30, 2026	December 31, 2025
Costs incurred on uncompleted contracts	$384,957	$321,479
Estimated earnings to date on uncompleted contracts	998,786	243,977
Gross contract assets	1,383,743	565,456
Less: billings to date	(1,344,652)	(937,032)
Net contract assets and liabilities on uncompleted contracts	$39,091	$(371,576)

Although management believes it has established adequate procedures for estimating costs to complete on open contracts, it is at least reasonably possible that additional significant costs could occur on contracts prior to completion. The Company periodically evaluates and revises its estimates and makes adjustments when they are considered necessary. As of June 30, 2025, the Company has contract assets of $246,259 and contract liabilities of $285,350. The Company’s contract liabilities are included within ‘contract liabilities and deferred revenue’ on the condensed consolidated balance sheets.

7. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated using the straight-line method over their useful lives. At June 30, 2026 and December 31, 2025, the Company’s property, and equipment consisted of the following:

Description	2026	2025
Furniture and office equipment	$165,702	$154,496
Machinery and equipment	1,574,237	1,552,963
Building and improvements	3,679,757	3,685,505
Crypto-mining equipment	25,983,795	-
Gross property, plant and equipment	31,403,491	5,392,964
Less: accumulated depreciation	(2,083,557)	(662,459)
Net property, plant and equipment	$29,319,934	$4,730,505

Depreciation expense for the six months ended June 30, 2026 and 2025 amounted to $1,557,598 and $191,732, respectively.

8. BORROWINGS

There have been no material changes to the Company’s outstanding debt or the terms thereof from those disclosed in Note 8 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except as described below:

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

Due to Affiliates Settlement

In February 2026, the Company issued 62,333 shares of common stock in settlement of amounts due to affiliated entity controlled by the Company’s Chief Executive Officer, a related party, including accrued interest, with an aggregate outstanding balance of $339,550. The shares issued had a fair value of $617,213, based on the closing price of the Company’s stock on the settlement date and the Company recognized a loss on debt extinguishment of $278,551 (see Note 14).

CS Digital Acquisition Notes

In connection with the acquisition of CS Digital Ventures, LLC on May 26, 2026 (see Note 4), the Company issued seven notes payable with an aggregate principal balance of $16.0 million. The notes are unsecured, bear interest at 10% per annum and are due May 2029. The notes require interest only payments beginning August 2026 with all principal and accrued interest due at maturity.

9. CONSTRUCTION BACKLOG

The following represents the backlog of signed construction and engineering contracts in existence at June 30, 2026 and December 31, 2025, which represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress and from contractual agreements in effect at such dates on which work has not yet begun:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance - beginning of period	$271,128	$1,182,955
New contracts and change orders during the period	1,109,456	1,199,839
Subtotal	1,380,584	2,382,794
Less: contract revenue earned during the period	(256,372)	(2,111,666)
Balance - end of period	$1,124,212	$271,128

The Company’s remaining backlog as of June 30, 2026 represents the remaining transaction price of firm contracts for which work has not been performed and excludes unexercised contract options.

The Company expects to satisfy its backlog, which represents the remaining unsatisfied performance obligation on contracts as of June 30, 2026, within one year. The Company has elected the practical expedient that allows it to omit disclosure of remaining performance obligations for contracts with an original expected duration of one year or less.

Although backlog reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. Backlog is adjusted to reflect any known project cancellations, revisions to project scope and cost and project deferrals, as appropriate.

10. SEGMENT REPORTING

The Company’s Chief Operating Decision Maker (CODM) as defined under GAAP, who is the Company’s Chief Financial Officer, has determined that the Company’s operations are currently organized into four reportable segments: Construction, Software-as-a-Service (“SaaS”), Oil and Gas and Crypto Mining. During 2026, the Company revised its reportable segment presentation to reflect changes in the manner in which the CODM evaluates the Company’s operations. Prior-period segment information has been recast to conform to the current-period presentation. These changes had no impact on the Company’s previously reported consolidated results.

The Company allocates to segment results certain operating expenses, including payroll and related expenses, general and administrative expenses, marketing and business development expenses, and pre-project costs, based on usage, which is generally reflected in the segment in which the costs are incurred. These segments reflect the way the CODM evaluates the Company’s business performance and manages its operations.

The Construction segment includes the Company’s manufacturing unit and other modular projects. The SaaS segment consists primarily of Machfu and its related industrial IoT products and services. The Oil and Gas segment reflects the operations of Olenox Corp. The Crypto Mining segment consists of the digital infrastructure and cryptocurrency mining operations of CS Digital Ventures, LLC, acquired on May 26, 2026 (see Note 4), and its results are included from the acquisition date.

Corporate consists of general corporate expenses such as the Company’s executive office; corporate finance, accounting, tax, human resources, risk management, information technology, marketing and legal functions; corporate overhead; and other items not allocated to any of the Company’s segments. From time to time, the Company revises the measurement of each segment’s cost of revenue and operating expenses, including any corporate overhead allocations, based on the information regularly reviewed by the CODM. The CODM regularly reviews a monthly statement of operations separated by segment, along with an analysis of the significant segment expenses described below. Information for the Company’s segments, as well as Corporate, is provided in the following table:

	Construction	SaaS	Oil and Gas	Crypto Mining	Consolidated
Three Months Ended June 30, 2026
Revenue	$488,039	$64,803	$112,761	$1,452,752	$2,118,355

Significant segment expenses:
Costs of revenue:
Materials and labor	(93,025)	4,972	—	—	(88,053)
Crypto-mining costs, excluding depreciation	—	—	—	680,705	680,705
Oil and gas direct operating costs	—	—	27,202	—	27,202
Depreciation and amortization	—	1,846	23,101	1,226,031	1,250,978
Total costs of revenue	(93,025)	6,818	50,303	1,906,736	1,870,832

Gross margin	$581,064	$57,985	$62,458	$(453,984)	$247,523

	Construction	SaaS	Oil and Gas	Crypto Mining	Consolidated
Three Months Ended June 30, 2025
Revenue	$523,558	$—	$197,793	$—	$721,351

Significant segment expenses:
Costs of revenue:
Materials and labor	1,410,828	—	—	—	1,410,828
Crypto-mining costs, excluding depreciation	—	—	—	—	—
Oil and gas direct operating costs	—	—	305,931	—	305,931
Depreciation and amortization	—	—	—	—	—
Total costs of revenue	1,410,428	—	305,931	—	1,715,819

Gross margin	$(886,870)	$—	$(108,138)	$—	$(994,468)

	Construction	SaaS	Oil and Gas	Crypto Mining	Consolidated
Six Months Ended June 30, 2026
Revenue	$588,511	$90,351	$272,054	$1,452,752	$2,403,668

Significant segment expenses:
Costs of revenue:
Materials and labor	47,297	15,130	—	—	62,427
Crypto-mining costs, excluding depreciation	—	—	—	680,705	680,705
Oil and gas direct operating costs	—	—	243,927	—	243,927
Depreciation and amortization	—	3,692	46,202	1,226,031	1,275,925
Total costs of revenue	47,297	18,822	290,129	1,906,736	2,262,984

Gross margin	$541,214	$71,529	$(18,075)	$(453,984)	$140,684

	Construction	SaaS	Oil and Gas	Crypto Mining	Consolidated
Six Months Ended June 30, 2025
Revenue	$1,019,637	$—	$268,068	$—	$1,287,705

Significant segment expenses:
Costs of revenue:
Materials and labor	2,264,873	—	—	—	2,605,928
Crypto-mining costs, excluding depreciation	—	—	—	—	—
Oil and gas direct operating costs	—	—	341,035	—	—
Depreciation and amortization	—	—	—	—	—
Total costs of revenue	2,264,873	—	341,035	—	2,605,928

Gross margin	$(1,245,236)	$-	$(72,967)	$-	$(1,318,223)

11. EARNINGS PER SHARE

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

Because the Company had a net loss for the six months ended June 30, 2026, potentially dilutive common shares were excluded from the computation of diluted loss per share because their effect would be antidilutive. Accordingly, the Company has used the same number of shares outstanding to calculate both the basic and diluted loss per share. The table below reflects the potentially dilutive securities excluded from the Company’s earnings per share calculation:

	June 30, 2026	June 30, 2025
Common stock options	3	3
Restricted common stock units	714	738
Common stock warrants	1,509,736	9,781
Preferred stock	14,141,639	-
Convertible notes payable	12,982	-
Total potentially dilutive securities	15,665,074	10,522

12. STOCKHOLDERS’ EQUITY

Sale of Series C Preferred Stock

During the six months ended June 30, 2026, the Company sold 1,800 shares of its Series C Convertible Preferred Stock, with a stated value of $1,000 per share, for aggregate net proceeds of $1,547,800.

Conversions of Series C Preferred Stock

During the six months ended June 30, 2026, holders of the Company’s Series C Convertible Preferred Stock converted an aggregate of 3,372 shares of Series C Preferred Stock into an aggregate of 167,684 shares of common stock in accordance with the terms of the certificate of designation.

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

Series E Preferred Stock

On June 17, 2026, the Company designated 340,000 shares of Series E Convertible Preferred Stock, par value $1.00 and stated value $100.00 per share, of which 137,840 shares were issued and outstanding at June 30, 2026. The Series E Preferred Stock is not redeemable and bears no stated dividend, but participates on an as-converted basis in any dividend declared on the common stock. Upon a liquidation, qualifying merger or qualifying sale, holders are entitled to the $100 stated value per share before any payment to junior stock and on a pari passu basis with parity stock. Holders have no voting rights except as required by law. Each share is convertible at the holder’s option into 100 shares of common stock at a conversion price of $1.00 per share, subject to adjustment for stock splits, combinations and reclassifications and to reduction upon issuances of common stock or convertible securities below the conversion price. Conversion is limited such that a holder may not beneficially own more than 4.9% of the outstanding common stock, and shares issuable on conversion are capped at 19.9% of the common stock outstanding immediately prior to the transaction pending stockholder approval.

Issuance of Series E Preferred Stock

In June 2026, in connection with the acquisition of CS Digital Ventures, LLC, the Company issued 140,000 shares of its Series E Preferred Stock as partial consideration for the acquisition (see Note 4).

Conversions of Series E Preferred Stock

During the six months ended June 30, 2026, holders of the Company’s Series E Convertible Preferred Stock converted an aggregate of 2,160 shares of Series E Preferred Stock, into an aggregate of 216,000 shares of common stock in accordance with the terms of the certificate of designation.

Settlement of Notes Payable and Due to Affiliates

As described in Note 8, during the six months ended June 30, 2026, the Company issued an aggregate of 147,281 shares of common stock in settlement of notes payable and amounts due to affiliates.

Stock-Based Compensation

During the six months ended June 30, 2026 and 2025, the Company recognized stock-based compensation expense of $640,177 and $212,596.

13. COMMITMENTS AND CONTINGENCIES

Co-location hosting services

The Company is a party to two agreements for co-location hosting services entered into during 2024. The agreements have an initial term of three years and are usage-based: the Company reimburses the actual all-in cost of the power consumed by its equipment and pays an operations and maintenance charge of $0.005 per kilowatt hour, in each case after the consumption has occurred. None of these agreements obligate the Company to purchase or to pay for any minimum quantity of energy or hosting capacity, and neither host warrants any level of uptime or availability.

Under the agreements, revenue generated by the hosted equipment is shared 70 percent to the Company and 30 percent to the host, which is effected by connecting the host’s share of the machines directly to the host’s own wallet rather than by a cash payment to the host; at one of the co-location sites the host is entitled to keep its share of no fewer than 1,500 of the 5,000 machines.

Each agreement required a refundable security deposit equal to approximately two months of the estimated hosting fee. Accordingly, other than those deposits, the Company is not subject to minimum payment obligations or minimum energy or hosting commitments under these arrangements.

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

The Company believes that the Assignment Agreement was void for lack of consideration and moved to dismiss the case on those and other grounds. On June 17, 2020, the New York Supreme Court entered an order dismissing certain claims against the Company brought by cross claimant Phipps. Specifically, the court dismissed Phipps claims for indemnification, contribution, fraud, negligence and negligent misrepresentation. However, the court did not dismiss Phipps claim for breach of the Assignment Agreement. The issue of the validity of the Assignment Agreement, and the Company’s defenses to the claims brought by the plaintiff Pizzarotti and cross claimant Phipps, are being litigated. The Company maintains that the Assignment Agreement, to the extent valid and enforceable, was properly terminated and/or there are no damages, and, consequently, that the claims brought against the Company are without merit. The Company intends to continue to vigorously defend the litigation. The matter is currently adjourned until January 13, 2027. Litigation is subject to many uncertainties, and the outcome of this action is not predicted with assurance. The Company is currently unable to predict the outcome or possible recovery or loss or range of loss, if any, associated with the resolution of this litigation, and, accordingly, the Company has made no provision related to this matter in the accompanying condensed consolidated financial statements.

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

Farnam Litigation

In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 2021. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (Schedule 1R), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory as the Lessee under the lease; (ii) the initial term (the Initial Term) of Schedule 1R is 18 months; (iii) the Commencement Date of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the Monthly Lease Charge under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmentals’ full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each partys future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. SG Environmental defaulted on the new lease, therefore pursuant to the terms of the Settlement, on or about March 3, 2025, Farnam moved to enter the confession of judgment against SG Environmental, the Company, and SG Echo LLC in the amount of $2 million. Farnam has filed post-judgment interrogatories and post-judgment requests for production. As of June 30, 2026, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

American Express Litigation

In December 2023, American Express Travel Related Services Company, Inc. (AMEX) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEXs motion. As of June 30, 2026, the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Choctaw Litigation

In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nations allegations. As of June 30, 2026, the case remains pending. As of June 30, 2026, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Durant Industrial Authority Litigation

In November 2024, the filed suit against the Company, SG Echo, and among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the Authority as the lender in the principal sum of $750,000, the Forgivable Note. The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The Authority’s allegations include, among others, that due to SG Echos’ alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the Authority’s allegations. As of June 30, 2026, the case remains pending. As of June 30, 2026, the Company cannot estimate any additional potential loss, however as of June 30, 2026, the $750,000 is included in short-term notes payable on the accompanying condensed consolidated balance sheets.

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

Caliber Litigation

In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Caliber’s claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of June 30, 2026, the case remains pending. As of June 30, 2026, the Company cannot estimate any potential loss.

MDisrupt Litigation

In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between SG Medco and MDisrupt entered into on or about September 20, 2023 (the “MDisrupt Services Agreement”), alleging a balanced owed of $183,901. SG Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the MDisrupt Services Agreement. As of June 30, 2026, the case remains pending. As of June 30, 2026, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Prakash Chakravarthi Arbitration

In April 2026, Prakash Chakravarthi (“Prakash”) filed a complaint and demand for arbitration against NAHD, Olenox, and the Company in Dallas, Texas alleging breaches of the Plan and Agreement of Reorganization (“PAR Agreement”), dated November 8, 2024, by and among NAHD and the shareholders of Machfu, alleging unpaid bank loans and a credit card of Machfu of approximately $513,000, of which Prakash is the personal guarantor. The Company disputes Prakash’s claims and claims that Prakash breached the applicable representations and warranties set forth in the Agreement. As of June 30, 2026, the estimated potential loss to the Company is $513,000, which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Machfu Employees Litigation

In April 2026, Prakash Chakravarthi, Minakshisundaran Anand, Bharath Kishan, Ajinkya Wakhale, Karen Shariati, and Stanislav Bobovych (collectively, the “Machfu Employees”) filed suit against Machfu, NAHD, Olenox., and the Company in the United States District Court for the District of Maryland (Case No. 26-cv-01614-PX) alleging unpaid wages, retaliatory termination, among others. The Company disputes the claims made by the Machfu Employees. The Company believes that Machfu has suffered significant harm as a direct result of the actions of Machfu Employees, resulting in lost revenues. The Company filed a motion to dismiss on June 12, 2026. The Machfu Employees filed an amended complaint on June 26, 2026. The estimated potential loss to the Company is $107,783.57, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets.

Sara Garcia Litigation

In March 2026, Sara Garcia (“Ms Garcia”) filed a Statement of Claim against Giant and the Company in the Ontario Superior Court of Justice (Court File No. CV-26-00005478-000) alleging wrongful dismissal in the amount of $186,666.67, breach of contract, accrued vacation pay, among others. The Company filed its statement of defense on June 1, 2026, disputing Ms. Garcia’s claims. The parties attended mediation and were able to come to a settlement agreement with the following terms: (i) the parties released all claims against the other; (ii) the Company will pay to Ms. Garcia CAD $170,000 as reimbursement for credit card expenses allegedly incurred by Ms. Garcia on behalf of Giant; and (iii) the Company will grant to Ms. Garcia shares of restricted common stock of the Company having a value of USD $65,000, Neither party admitted any wrongdoing. The Company agreed to pay the mediator’s fees associated with the mediation.

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

On February 17, 2025, the Company executed a Settlement Agreement and Release with Saddleback, to release all claims between the parties. As part of the settlement, Saddleback agreed to pay a settlement payment of $400,000. All of the settlement proceeds were refunded to the Company’s insurer Sompo, based on monies already paid out by Sompo in the underlying matter. The case is closed as of May 1, 2025.

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

Enhanced Capital Litigation

On August 11, 2026, Enhanced Capital Oklahoma Rural Fund, LLC filed a lawsuit against the Company (Enhanced Capital Oklahoma Rural Fund, LLC v. Olenox Industries, Inc. f/k/a Safe and Green Holdings Corp., Case No. CJ-2026-03640) alleging breach of contract and unjust enrichment. According the Complaint, the plaintiff is alleging the Company is a guarantor under a certain promissory note issued by the Company’s subsidiary, SG Echo, and that SG Echo has failed to make payments under the promissory note. SG Echo filed for bankruptcy in April 2026. As a result, the plaintiff is seeking to collect the amounts owed from the Company. The plaintiffs allege $4,674,947 is due under the promissory note. The Company is reviewing the Complaint and discussing its options, but plans to timely file a responsive pleading and vigorously contest the allegations in the lawsuit.

14. RELATED PARTY TRANSACTIONS

As disclosed in Note 8, certain of the Company’s notes payable are held by related parties.

As disclosed in Notes 8 and 12, during the six months ended June 30, 2026, the Company issued 62,333 shares of common stock in settlement of $339,550 of amounts due to affiliates of the Company’s chief executive officer, and issued 58,500 shares of common stock in exchange for 39,000 shares of Series A Preferred Stock held by the Company’s chief executive officer.

As of June 30, 2026 and December 31, 2025, $1,242,772 and $1,498,205, respectively, was due to the Company’s chief executive officer and affiliated entities. These advances bear interest at 12% per annum and are payable upon demand.

As of June 30, 2026 and December 31, 2025, accounts payable and accrued expenses include $358,670 of relocation costs due to the Company’s chief executive officer

15. SUBSEQUENT EVENTS

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

Between August 3 and August 14, 2026, JAK Industrial Ventures I LLC converted an aggregate of 80 shares of Series C Convertible Preferred Stock of Olenox Industries Inc., with an aggregate stated value of $80,000, plus an aggregate of $5,561 in accrued and unpaid dividends, resulting in an aggregate conversion amount of $94,117 and the issuance of 94,117 shares of common stock at a conversion price of $1.00 per share.

On August 4, 2026, the Company amended its Stock Purchase Agreement and Registration Rights Agreement with General Alpha Ltd. The amendment, among other changes, extended the term of the Stock Purchase Agreement through August 3, 2028, and modified certain anti-dilution, variable rate transaction and repayment provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction and Certain Cautionary Statements

As used in this Quarterly Report on Form 10-Q for the period ended June 30, 2026 (this “Quarterly Report on Form 10-Q”), unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer to Olenox Industries Inc. and its subsidiaries. The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and schedules included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and notes for the year ended December 31, 2025, which were included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2026 (the “2025 Form 10-K”). This discussion, particularly information with respect to our future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special note regarding forward-looking statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in the 2025 Form 10-K and in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Overview

We are a vertically integrated energy company and digital infrastructure operator with business lines spanning oil and gas, energy services, energy technologies and cryptocurrency mining. Following our acquisition of CS Digital Ventures, LLC on May 26, 2026, we report four segments: Construction, Software-as-a-Service (“SaaS”), Oil and Gas and Crypto Mining.

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

CS Digital Acquisition. On May 26, 2026, we completed the acquisition of 100% of the membership interests of CS Digital Ventures, LLC, a provider of digital infrastructure and cryptocurrency mining services, for upfront consideration of $30.0 million consisting of $14.0 million of preferred stock and a $16.0 million unsecured promissory note, together with warrants and contingent consideration of up to $20.0 million. The acquisition established our Crypto Mining segment, which generated revenue of $1,452,752 from the acquisition date through June 30, 2026.

Subsequent to June 30, 2026:

Psylinks Neurotech Corp Acquisition. On July 3, 2026, we acquired 100% of the outstanding shares of Psylinks Neurotech Corp. in exchange for 104,166 restricted shares of our common stock, valued at approximately $500,000. The son of our Chief Executive Officer was a 50% owner of Psylinks Neurotech Corp. and therefore this transaction represents a related party transaction.

Results of Operations

Three and Six Months Ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$2,118,355	$721,351	$2,403,668	$1,287,705
Total cost of revenue	(1,870,832)	(1,715,819)	(2,262,984)	(2,605,928)
Total payroll and related expenses	(961,279)	(737,794)	(1,653,659)	(1,293,532)
Total other operating expenses	(2,223,894)	(1,955,518)	(4,307,789)	(2,908,007)
Total operating loss	(2,937,650)	(3,687,780)	(5,820,764)	(5,519,762)
Total other income (expense)	(305,650)	(886,090)	(88,260)	(1,800,776)
Total loss before income tax	(3,243,300)	(4,573,870)	(5,909,024)	(7,320,538)
Deemed dividend for preferred shareholders	—	—	(395,967)	—
Net loss attributable to common stockholders	$(3,243,300)	$(4,573,870)	$(6,304,991)	$(7,320,538)

Revenue

During the three and six months ended June 30, 2026, we derived revenue from our construction services, oil and gas operations, industrial IoT (SaaS) operations and, beginning May 26, 2026, our cryptocurrency mining operations. Total revenue was $2,118,355 for the three months ended June 30, 2026 compared to $721,351 for the three months ended June 30, 2025, an increase of $1,397,004, or 193.7%. Total revenue was $2,403,668 for the six months ended June 30, 2026 compared to $1,287,705 for the six months ended June 30, 2025, an increase of $1,115,963, or 86.7%. The increase in both periods was driven by $1,452,752 of cryptocurrency mining revenue generated following the CS Digital acquisition, together with an increase in oil and gas revenue to $112,761 and $272,054 for the three and six months ended June 30, 2026, respectively, from $61,638 in each of the corresponding 2025 periods. These increases were partially offset by lower construction services revenue of $488,039 and $588,511 for the three and six months ended June 30, 2026, respectively, compared to $523,558 and $1,019,637 for the corresponding 2025 periods, reflecting reduced production at SG Echo and the effect of its Chapter 11 filing, and by lower SaaS revenue of $64,803 and $90,351 for the three and six months ended June 30, 2026, respectively, compared to $136,155 and $206,430 for the corresponding 2025 periods.

Cost of Revenue and Gross Profit

Cost of revenue was $1,870,832 for the three months ended June 30, 2026, compared to $1,715,819 for the three months ended June 30, 2025, an increase of $155,013, or 9.03%. For the six months ended June 30, 2026, cost of revenue was $2,262,984 compared to $2,605,928 for the six months ended June 30, 2025, a decrease of $342,944, or 19.99%. The increase in the three-month period reflects $1,226,031 of depreciation on cryptocurrency mining equipment and other mining costs incurred following the CS Digital acquisition, offset by lower construction costs as construction activity declined.

Gross profit was $247,523 for the three months ended June 30, 2026 compared to a gross loss of $(994,468) for the three months ended June 30, 2025. For the six months ended June 30, 2026, gross profit was $140,684 compared to $(1,318,223) for the six months ended June 30, 2025.

Gross margin was 11.68% for the three months ended June 30, 2026 compared to (137.9)% for the three months ended June 30, 2025, and 5.85% for the six months ended June 30, 2026 compared to (102.4)% for the six months ended June 30, 2025. The change in gross margin reflects the addition of cryptocurrency mining operations following the CS Digital acquisition and a reduced proportion of construction activity.

Operating Expenses

Payroll and related expenses were $961,279 for the three months ended June 30, 2026 compared to $737,794 for the three months ended June 30, 2025, an increase of $223,485, or 30.3%. For the six months ended June 30, 2026, payroll and related expenses were $1,653,659 compared to $1,293,532 for the six months ended June 30, 2025, an increase of $360,127, or 27.8%. The increases reflect headcount added through the CS Digital acquisition and higher stock-based compensation.

Other operating expenses (general and administrative expenses and marketing and business development expenses) were $2,223,894 for the three months ended June 30, 2026 compared to $1,955,518 for the three months ended June 30, 2025, an increase of $268,376, or 13.72%. For the six months ended June 30, 2026, other operating expenses were $4,307,789 compared to $2,908,007 for the six months ended June 30, 2025, an increase of $1,399,782, or 48,14%. The increases in both periods were driven primarily by professional fees and other transaction-related costs associated with the Company’s acquisition and financing activity.

Other Income (Expense)

Other expense totaled $(305,650) during the three months ended June 30, 2026, compared to other expense of $(886,090) during the three months ended June 30, 2025. For the six months ended June 30, 2026, other expense totaled $(88,260) compared to $(1,800,776) for the six months ended June 30, 2025. The improvement in both periods reflects a $1,197,449 gain on debt extinguishment, net of a $613,723 loss on debt extinguishment, recognized in the first quarter of 2026, together with lower interest expense, net, of $316,540 and $682,297 for the three and six months ended June 30, 2026, respectively, compared to $935,963 and $1,539,089 for the corresponding 2025 periods, as a result of debt settled through the issuance of common stock.

Net loss was $(3,243,300) and $(5,909,024) for the three and six months ended June 30, 2026, respectively, compared to $(4,573,870) and $(7,320,538) for the corresponding 2025 periods. Our operations for the three and six months ended June 30, 2026 and 2025 may not be indicative of our future operations.

Liquidity and Capital Resources

Historically, the Company has funded its operations through a combination of operating revenues, equity and debt financings. As of June 30, 2026, the Company had cash and cash equivalents of $1,210,965, compared to $427,866 as of December 31, 2025, and a working capital deficit of approximately $22.9 million.

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

As of June 30, 2026, stockholders’ equity was $19,361,967 compared to $7,589,746 as of December 31, 2025. The increase is primarily attributable to the $14,000,000 of Series E Preferred Stock issued as consideration for the CS Digital acquisition and $1,547,800 of net proceeds from the sale of Series C Preferred Stock, partially offset by the net loss for the period. The Company had an accumulated deficit of $123,261,297 as of June 30, 2026.

Cash Flow Summary

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(1,112,399)	$(3,179,546)
Investing activities	351,519	(2,473,834)
Financing activities	1,543,979	8,044,717
Net increase in cash and cash equivalents	$783,099	$2,391,337

Operating activities used net cash of $1,112,399 during the six months ended June 30, 2026, and used net cash of $3,179,546 during the six months ended June 30, 2025. The decrease in cash used reflects a lower net loss and favorable movements in accounts payable and accrued expenses and cryptocurrency holdings.

Investing activities provided net cash of $351,519 during the six months ended June 30, 2026, and used net cash of $2,473,834 during the six months ended June 30, 2025. The 2026 amount reflects $514,751 of cash acquired in the CS Digital business combination, partially offset by $163,232 of purchases of property and equipment. The 2025 amount reflects $2,000,000 of oil and gas asset purchases and $364,847 of purchases of property, plant and equipment.

Financing activities provided net cash of $1,543,979 and $8,044,717 during the six months ended June 30, 2026 and 2025, respectively. The amount for the six months ended June 30, 2026 consists of $1,547,800 of net proceeds from the sale of common and preferred stock, partially offset by $3,821 of payments on short-term notes payable. The 2025 amount reflects $6,635,294 of net proceeds from the sale of common stock and $3,044,232 of proceeds from short-term notes, partially offset by $1,634,809 of repayments.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, the Company had no material off-balance sheet arrangements to which we are a party.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with consultants and certain vendors. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2026.

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

The Company adopted ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, effective January 1, 2025. The Company held no crypto assets on that date, and accordingly no cumulative-effect adjustment to accumulated deficit was recorded on adoption. The Company first applied the guidance during the second quarter of 2026, when it acquired crypto assets and commenced cryptocurrency mining operations in connection with the acquisition of CS Digital Ventures, LLC described in Note 4.

In connection with those operations, the Company established accounting policies for crypto assets and for cryptocurrency mining revenue, which are described above. The initial adoption of an accounting policy for transactions that had not previously occurred is not a change in accounting principle, and no prior period amounts have been restated. Other than as described above, there have been no material changes to the Company’s significant accounting policies, or to recent accounting pronouncements adopted, from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This guidance will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this new guidance to its condensed consolidated financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As a result of these material weaknesses, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows in conformity with U.S. GAAP.

Previously Reported Material Weaknesses

As disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, management identified material weaknesses in the Company’s internal control over financial reporting. One of those material weaknesses included to the Company’s controls over the estimation of the acquisition-date fair value estimates. The Company did not design and maintain effective controls over the determination of fair value estimates, and as a result the fair value of shares issued as consideration in a business combination was not appropriately recorded in the Company’s condensed consolidated financial statements for the interim periods ended interim periods ended March 31, 2025, June 30, 2025 and September 30, 2025.. Refer to Note 3 - Restatement of Previously Issued Financial Statements to our condensed consolidated financial statements.

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

The measures described above were implemented during the six months ended June 30, 2026.

The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented, have operated for a sufficient period of time, and management has concluded, through testing, that those controls are operating effectively. Management is unable to predict when remediation will be complete.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2026, the Company completed the remediation efforts described above. These changes are reasonably likely to materially affect the Company’s internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believe these deficiencies create a reasonable possibility that material misstatements of the financial statements may not be prevented or detected on a timely basis. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Farnam Litigation

In October 2023, Farnam Street Financial, Inc. (“Farnam”) filed suit against the Company in the United States District Court for the District of Minnesota (Case No. 23-CV-3212) alleging breaches by the Company under a certain lease agreement between Farnam and the Company dated as of October 13, 2021. Farnam sought monies owed under such lease agreement. On August 1, 2024, the Company, SG Echo and SG Environmental Solutions Corp. (“SG Environmental”), a wholly owned subsidiary of the Company, entered into a settlement agreement (the “Settlement”) with Farnam to resolve the pending litigation. Simultaneously with the execution of the Settlement, (i) the Company, SG Environmental and Farnam entered into an assignment and assumption agreement, pursuant to which SG Environmental was substituted for the Company as the lessee under the lease agreement, and (ii) SG Environmental and Farnam executed a new Lease Schedule No. 001R (Schedule 1R), which replaced the prior schedule in its entirety. The terms of the Settlement included the following: (i) SG Environmental will be the signatory as the Lessee under the lease; (ii) the initial term (the Initial Term) of Schedule 1R is 18 months; (iii) the Commencement Date of Schedule 1R is August 1, 2024; (iv) the original cost of the equipment subject to Schedule 1R is $1,556,163.00; (v) so long as there has been no default under the lease and Schedule 1R, SG Environmental shall have the option to purchase the equipment at the end of the Initial Term for thirty-five percent (35%) of the original cost of the equipment, or $544,657.05, plus applicable taxes; (vi) the Monthly Lease Charge under Schedule 1R is $65,880.95, plus applicable taxes; and (vii) SG Environmental shall provide a new security deposit under Schedule 1R in the amount of $167,056.00, which shall be paid on or before August 1, 2024. Simultaneously with the execution of the Settlement, the Company and SG Echo executed a guaranty, whereby each of the Company and SG Echo jointly and severally guarantee SG Environmentals’ full and prompt payment and performance under the lease and Schedule 1R. Per the Settlement, Farnam shall retain as income all prior payments from the Company (or any Company affiliate) under the lease, the prior schedule, or any other agreement with the Company or its affiliates, including all monthly lease charges, interim rent, taxes, interest, fees, late charges, and any security deposits, including the deposit under the prior schedule. Under the terms of the Settlement, Farnam and the Company each agree to waive and release any and all claims against the other, except with respect to each party’s performance under the Settlement and each partys future obligations under the lease, Schedule 1R and guaranty agreements. The case remains ongoing as disputes have arisen post-Settlement between the Company and Farnam. As of June 30, 2026, the Company cannot estimate any potential loss, besides the original amounts of approximately $1.5 million which are included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

American Express Litigation

In December 2023, American Express Travel Related Services Company, Inc. (AMEX) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 162231/2023) alleging breaches of a commercial credit card agreement between AMEX and the Company, dated as of November 8, 2022. AMEX sought monies owed under the commercial credit card agreement, with a balance of $232,218.94 as of the commencement of the action. In August 2024, AMEX filed a Motion for Default Judgment, which was granted by the court on or about September 19, 2024, for the amount of damages requested in AMEXs motion. As of June 30, 2026, the estimated potential loss to the Company is approximately $232,000 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Choctaw Litigation

In March 2024, the Choctaw Nation of Oklahoma (“Choctaw Nation”) filed suit against SG Echo and the Company in the District Court of Bryan County, State of Oklahoma (Case No. CJ-2024-41) alleging: (a) breaches by SG Echo under a certain commercial lease agreement between SG Echo and the Choctaw Nation related to commercial property located at 2917 Big Lots Road, Durant, Oklahoma 74701; and (b) declaratory and injunctive relief relating to certain cranes, declaring the Choctaw Nation to be the owner of the cranes and not SG Echo. The Company disputes the Choctaw Nations allegations. As of June 30, 2026, the case remains pending. As of June 30, 2026, the estimated potential loss to the Company is approximately $138,000 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Durant Industrial Authority Litigation

In November 2024, the filed suit against the Company, SG Echo, and among others, alleging breaches by the Company and SG Echo under a certain forgivable promissory note executed between SG Echo as the borrower and the Authority as the lender in the principal sum of $750,000, the Forgivable Note. The indebtedness under the Forgivable Note would be forgiven in three separate phases based upon the schedule set forth in the Forgivable Note. The Authority’s allegations include, among others, that due to SG Echos’ alleged breaches, the Forgivable Note is no longer forgivable and has been accelerated and is due in full. The Company and SG Echo dispute the Authority’s allegations. As of June 30, 2026, the case remains pending. As of June 30, 2026, the Company cannot estimate any additional potential loss, however as of June 30, 2026, the $750,000 is included in short-term notes payable on the accompanying condensed consolidated balance sheets.

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

Caliber Litigation

In June 2024, Caliber Corporate Advisers, LLC (“Caliber”) filed suit against the Company in the Supreme Court of the State of New York, County of New York (Case No. 652893/2024) alleging breaches of a Consulting Services Agreement between Caliber and the Company (the “Services Agreement”), alleging a balance owed of $46,350. The Company disputes Caliber’s claims, and claims that Caliber failed to provide meaningful services as set forth in the Services Agreement. As of June 30, 2026, the case remains pending. As of June 30, 2026, the Company cannot estimate any potential loss.

MDisrupt Litigation

In August 2024, MDisrupt, Inc. (“MDisrupt”) filed suit against Safe and Green Medical Corporation (“SG Medco”) and the Company in the 353rd District Court of Travis County, Texas (Case No. D-1-GN-24-003213) alleging breaches of a consulting services agreement between SG Medco and MDisrupt entered into on or about September 20, 2023 (the “MDisrupt Services Agreement”), alleging a balanced owed of $183,901. SG Medco and the Company dispute MDisrupt’s allegations. Further, the Company was not party to the MDisrupt Services Agreement. As of June 30, 2026, the case remains pending. As of June 30, 2026, the estimated potential loss to the Company is $183,901 which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

Prakash Chakravarthi Arbitration

In April 2026, Prakash Chakravarthi (“Prakash”) filed a complaint and demand for arbitration against NAHD, Olenox, and the Company in Dallas, Texas alleging breaches of the Plan and Agreement of Reorganization (“PAR Agreement”), dated November 8, 2024, by and among NAHD and the shareholders of Machfu, alleging unpaid bank loans and a credit card of Machfu of approximately $513,000, of which Prakash is the personal guarantor. The Company disputes Prakash’s claims and claims that Prakash breached the applicable representations and warranties set forth in the Agreement. As of June 30, 2026, the estimated potential loss to the Company is $513,000, which is included in accounts payable and accrued expenses on accompanying condensed consolidated balance sheets.

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

Sara Garcia Litigation

In March 2026, Sara Garcia (“Ms Garcia”) filed a Statement of Claim against Giant and the Company in the Ontario Superior Court of Justice (Court File No. CV-26-00005478-000) alleging wrongful dismissal in the amount of $186,666.67, breach of contract, accrued vacation pay, among others. The Company disputes Ms Garcia’s claims and shortly will be filing its statement of defence. The Company acquired Giant on or about December 18, 2025. Ms Garcia was an employee of Giant at the time of the acquisition. Ms. Garcia was terminated on February 3, 2026 due to Ms Garcia’s performance failures, failure to cooperate with superiors, failure to turn over access and control of Giant’s essential accounts to the Company, including Giant’s bank accounts, Giant’s internal software accounts, Giant’s external software accounts, Giant’s accounting software, among others. As of June 30, 2026, the Company cannot estimate any potential loss.

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

Enhanced Capital Litigation

On August 11, 2026, Enhanced Capital Oklahoma Rural Fund, LLC filed a lawsuit against the Company (Enhanced Capital Oklahoma Rural Fund, LLC v. Olenox Industries, Inc. f/k/a Safe and Green Holdings Corp., Case No. CJ-2026-03640) alleging breach of contract and unjust enrichment. According the Complaint, the plaintiff is alleging the Company is a guarantor under a certain promissory note issued by the Company’s subsidiary, SG Echo, and that SD Echo has failed to make payments under the promissory note. SD Echo filed for bankruptcy in April 2026. As a result, the plaintiff is seeking to collect the amounts owed from the Company. The plaintiffs allege $4,674,947.07 is due under the promissory note. The Company is reviewing the Complaint and discussing its options, but plans to timely file a responsive pleading and vigorously contest the allegations in the lawsuit.

ITEM 1A. Risk Factors

Our business, financial condition, results of operations, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our most recent Annual Report on Form 10-K and in our other filings with the SEC, the occurrence of any one of which could have a material adverse effect on our actual results. There have been no material changes to the Risk Factors previously disclosed in our Annual Report on Form 10-K and our other filings with the SEC, except as follows:

On May 26, 2026, we closed the acquisition of CS Digital. We are in the process of integrating their operations and personnel with our own. If we are unable to complete this transition timely and effectively it could adversely affect our operations.

We are in the process of integrating the CS Digital personnel and operations into our operations since we closed the acquisition on May 26, 2026. Due to the size of the acquisition, and the fact CS Digital operates in the bitcoin mining business, we anticipate this transition will take some time. If we are not able to effectively and timely complete this transition it could adversely affect our operations and results.

The required final valuation for our acquisition of CS Digital has not been completed. We have also not completed the final purchase price accounting for the acquisition. Once these are completed, they may differ from our pre-closing expectations, which if they differ significantly could materially affect our financial results.

The CS Digital acquisition is subject to a final valuation report. As a result, if the results of that report differ significantly from our pre-closing expectations, it may materially impact our business and financial results.

The success of our CS Digital operations depends on external factors affecting the bitcoin industry.

The bitcoin industry has historically been subject to various asset-related risks that have negatively affected bitcoin’s market price. Ownership of bitcoin has traditionally been concentrated among a limited number of holders, whose large positions give them the ability to influence market prices. Although ownership has diversified in recent years, the large holders remain active in the market, and their trading behavior, such as selling substantial quantities of bitcoin, could adversely affect demand for, and the market price of, bitcoin. Any material decline in the price of bitcoin could adversely affect our business, financial condition, and results of operations. Although larger and increasingly regulated digital asset trading platforms have emerged, the bitcoin market remains nascent and relatively opaque compared to traditional financial markets. Trading venues for bitcoin may experience heightened operational issues and may be more susceptible to unethical, fraudulent, or illicit activities, including “wash trading,” than regulated securities exchanges. Digital asset trading platforms may also be vulnerable to “front-running,” in which market participants exploit technological or informational advantages to trade ahead of known or anticipated transactions for economic gain. Such practices are reported to be relatively common on both centralized and decentralized digital asset platforms. In addition, many bitcoin trading venues do not publicly disclose comprehensive information regarding their ownership structure, governance, corporate practices, or compliance with regulatory requirements. This lack of transparency limits the ability of market participants to assess the integrity or impartiality of these venues. The presence of large holders, combined with the bitcoin market’s limited transparency, susceptibility to manipulative trading practices, and comparatively low levels of regulatory oversight, may undermine public confidence in the integrity of bitcoin transactions and the reliability of bitcoin pricing. A resulting loss of confidence or decline in the market price of bitcoin, potentially significant, could adversely affect our business, financial condition, and results of operations.

There is a finite supply of bitcoin, and the declining block reward over time presents a risk to our business.

We generate revenue from bitcoin mining operations primarily through the receipt of block rewards for successfully validating transactions and adding new blocks to the Bitcoin blockchain. The total supply of bitcoin is finite, permanently capped at 21.0 million coins, and the number of new bitcoin issued per block decreases approximately every four years pursuant to the bitcoin protocol, in an event commonly referred to as a “halving.” The final bitcoin is expected to be mined around the year 2140. As of December 31, 2025, approximately 20.0 million bitcoin had been mined and were in circulation. As the bitcoin supply approaches its maximum limit, the block reward will continue to decline. Once the final new bitcoin has been issued, miners will no longer receive block rewards and will instead rely solely on transaction fees associated with the blocks they validate. Historically, transaction fees have represented a relatively small portion of total mining revenue. Although transaction fees have increased at various times due to network usage and reduced new-bitcoin issuance, we cannot predict whether such fees will increase, or remain at levels, sufficient to offset the decline in block rewards over time. If transaction fees do not rise to levels that support profitable mining operations, or if the economic incentives to mine otherwise diminish, our ability to generate revenue from bitcoin mining could be materially and adversely affected. In such circumstances, our business, financial condition, and results of operations could suffer, and the market price of our securities could be adversely affected.

Bitcoin mining is a highly competitive market, and if we fail to grow our hash rate in a cost-effective manner we may be unable to compete.

A bitcoin miner’s likelihood of successfully validating a block and earning the associated block reward is directly correlated to the miner’s hash rate relative to the global network hash rate. As adoption of bitcoin has increased, demand for bitcoin has drawn additional mining participants into the industry, resulting in sustained growth of the global network hash rate. As more miners enter the market and more efficient mining equipment is deployed, the global network hash rate is expected to continue increasing. Consequently, unless we are able to grow our hash rate at a pace consistent with industry growth, our probability of earning block rewards will decline. To remain competitive, we believe we must continue to obtain and deploy more efficient and energy-effective miners, both to replace units that are lost to ordinary wear-and-tear and to expand our hash rate to keep pace with increases in the global network hash rate. These miners are highly specialized servers that are difficult to manufacture at scale. As a result, only a limited number of suppliers are capable of providing miners in the quantities and performance specifications required by large-scale operators. Demand for new miners typically increases in periods of elevated bitcoin prices, and we have observed corresponding increases in miner pricing during such periods. If we are unable to procure an adequate number of new miners on acceptable terms, or if we are unable to access sufficient capital to fund the acquisition and deployment of such miners, we may be unable to grow our hash rate or maintain our competitive position. Any inability to expand or maintain our hash rate could adversely affect our business, financial condition, and results of operations, and could negatively impact the market price of our securities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between August 3 and August 14, 2026, JAK Industrial Ventures I LLC converted an aggregate of 80 shares of Series C Convertible Preferred Stock of Olenox Industries Inc., with an aggregate stated value of $80,000, plus an aggregate of $5,561 in accrued and unpaid dividends, resulting in an aggregate conversion amount of $94,117 and the issuance of 94,117 shares of common stock at a conversion price of $1.00 per share.  The issuances of the foregoing securities were exempt from registration pursuant to Section 4(a)(2) of the Securities Act promulgated thereunder as the holder is an accredited investor and familiar with our operations.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1	Order Confirming Debtors’ Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.2	Disclosure Statement for Amended Plan of Reorganization for Safe & Green, et al. under Chapter 11 of the Bankruptcy Code (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.3	Order of the Bankruptcy Court for the Southern District of New York Approving the Disclosure Statement and Setting Plan of Reorganization Confirmation Deadlines (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
2.4	Separation and Distribution Agreement by and between the Company and Safe and Green Development Corporation (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
2.5	Membership Interest Purchase Agreement, dated May 26, 2026, between the Company, CS Digital Ventures, LLC, the Members of CS Digital Ventures, LLC listed on the signature pages thereto, and Bernardo Schucman, as Seller Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on May 28, 2026)
2.6	Amended Membership Interest Purchase Agreement, dated as of June 16, 2026, by and among Olenox Industries Inc., CS Digital Ventures, LLC, the Members of CS Digital Ventures, LLC listed on the signature page thereto, and Bernardo Schucman, as Seller Representative (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
2.7	Share Exchange Agreement, dated as of July 3, 2026, by and among Olenox Industries Inc., Psylinks Neurotech Corp., and the shareholders of Psylinks Neurotech Corp. listed on the signature page thereto (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 10, 2026)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 7, 2016 (File No. 000-22563)).
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 28, 2017 (File No. 000-22563)).
3.4	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, dated May 11, 2017 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 12, 2017 (File No. 001-38037)).
3.5	Certificate of Elimination of Series A Convertible Preferred Stock, dated December 13, 2018 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 17, 2018 (File No. 001-38037)).
3.6	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.7 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on December 9, 2019 (File No. 333-235295))

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 5, 2020 (File No. 001-38037)).
3.8	Amended and Restated Bylaws of the Company dated June 4, 2021 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 7, 2021 (File No. 001-38037)).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 22, 2022 (File No. 001-38037)).
3.10	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 17, 2023 (File No. 001-38037)).
3.11	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 2, 2024).
3.12	Series B Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 18, 2025).
3.13	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 10, 2025).
3.14	Certificate of Designations of Rights and Preferences of Series C Convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 2, 2025).
3.15	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 20, 2026).
3.16	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 7, 2026).
3.17	Certificate of Designation of Series D convertible Preferred Stock of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 28, 2026).
3.18	Certificate of Designation of Series E Preferred Stock of Olenox Industries Inc., filed with the Secretary of State of the State of Delaware on June 17, 2026 (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
4.1	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.2	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 1, 2019 (File No. 001-38037)).
4.3	Form of Representatives Warrant Agreement (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 31, 2019 (File No. 001-38037)).
4.4	Form of 9% Secured Note (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
4.5	Form of Representatives Warrant (incorporated herein by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).

4.6	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed by the Registrant with the Securities and Exchange Commission on May 5, 2020 (File No. 333-237682)).
4.7	Description of Securities (incorporated by reference to exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on March 31, 2023 (File No. 000-22563))
4.8	Debenture, dated February 7, 2023, in the principal amount of $1,100,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.9	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1924, as amended (incorporated by reference to Exhibit 4.9 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
4.11	Warrant, dated February 7, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
4.12	Form of Indenture (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 as filed by the Registrant with the Securities and Exchange Commission on July 24, 2023 (File No. 333-237682)
4.13	Debenture dated November 30, 2023, in the principal amount of $700,000 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)
4.14	Warrant, dated November 30, 2023 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 1, 2023 (File No. 001-38087)
4.15	Debenture dated January 11, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)
4.16	Warrant, dated January 11, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38087)
4.17	Form of Promissory Note by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 20, 2023 (File No. 001-38037)
4.18	Debenture, dated February 15, 2024 in the principal amount of $250,000 (incorporated by reference to Exhibit 4.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
4.19	Warrant, dated February 15, 2024 (incorporated by reference to Exhibit 4.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
4.20	Form of Pre-Funded Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 9, 2024)
4.21	Form of Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 9, 2024)
4.22	Form of Placement Agent Warrant, dated May 7, 2024 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 9, 2024)
4.23	Promissory Note, dated August 28, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 30, 2024)
4.24	Promissory Note, dated October 22, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 28, 2024)
4.25	Promissory Note, dated January 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 29, 2025)
4.26	Promissory Note, dated February 12, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 24, 2025)

4.27	Common Stock Purchase Warrant, dated February 12, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 24, 2025)
4.28	Promissory Note, dated February 25, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.29	Promissory Note, dated March 3, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 10, 2025)
4.30	Promissory Note, dated March 27, 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 2, 2025)
4.31	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 16, 2025)
4.32	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on April 16, 2025)
4.33	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed on April 16, 2025)
4.34	Promissory Note, dated April 11, 2025 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on April 17, 2025)
4.35	Form of Warrant issued by the Company to the Sellers (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 28, 2026)
4.36	Form of Warrant issued by the Company to the Sellers (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
10.1#	Form of the Company Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).
10.2#	Form of the Company Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 1, 2016 (File No. 000-22563)).
10.3#	Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.4#	SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to the Registration Statement on Form S-1 as filed by the Registrant with the Securities and Exchange Commission on February 6, 2017 (File No. 333-215922)).
10.5#	Executive Employment Agreement, effective as of January 1, 2017, between Paul M. Galvin and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on March 14, 2017 (File No. 000-22563)).
10.6#	Amendment No. 1 to the SG Blocks, Inc. Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 5, 2018 (File No. 001-38037)).
10.7#	Form of SG Blocks, Inc. Restricted Share Unit Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 30, 2018 (File No. 001-38037)).
10.8#	Form of Restricted Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).
10.9#	Form of Restricted Share Unit Agreement (Special Bonus) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on August 14, 2019 (File No. 001-38037)).

10.10	Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))
10.11	Loan Agreement and Promissory Note, dated effective October 3, 2019, between the Company, as lender, and CPF GP 2019-1 LLC, as borrower (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 9, 2019 (File No. 001-38037))
10.12	Right of First Refusal Agreement, entered into as of October 9, 2019 by and between the Company and CMC Development LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))
10.13	Amendment to Loan Agreement and Promissory Note between the Company and CPF GP 2019-LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 15, 2019 (File No. 001-38037))
10.14	Second Amendment to Loan Agreement and Promissory Note dated November 7, 2019 between CPF GP 2019-1 LLC and Safe & Green (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 13, 2019 (File No. 001-38037)).
10.15	Amendment No. 1 to Exclusive License Agreement, entered into as of October 3, 2019 by and between the Company and CPF MF 2019-1 LLC (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q as filed by the Registrant with the Securities and Exchange Commission on November 14, 2019 (File No. 001-38037))
10.16	Waiver of Warrant (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 13, 2019 (File No. 001-38037)).
10.17	Promissory Note, dated January 21, 2020, issued by CPF GP 2019-1 LLC to the Company (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.18	Promissory Note, dated January 21, 2020, issued by CPF GP 2019 -1 LLC to Paul Galvin (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.19	Security Agreement, by and among CPF GP 2019-1 LLC, the Company and Paul Galvin, dated January 21, 2020 (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 23, 2020 (File No. 001-38037)
10.20	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.21	Form of Pledge Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2020 (File No. 001-38037)
10.22	Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, effective as of April 28, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037))
10.23	Amendment to Distributorship Agreement between Osang Healthcare Co., Ltd. and the Company, dated April 30, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.24	Agreement between Osang Group Co. Ltd. and the Company, dated May 1, 2020 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2020 (File No. 001-38037)).
10.25#	Amendment No. 2 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 25, 2020 (File No. 001-38037))
10.26#	Asset Purchase Agreement by and between SG Echo, LLC and Echo DCL, LLC, dated September 17, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2020 (File No. 001-38037)).
10.27	Unimproved Property Contract, dated February 25, 2021, by and between the Company and Northport Harbor LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 11, 2021 (File No. 001-38037)).
10.28	Settlement and Mutual Release Agreement, dated June 15, 2021, by and among CPF GP 2019-1 LLC, Capital Plus Financial, LLC and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).

10.29	Termination of Exclusive License Agreement, effective June 15, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.30	Assignment of Limited Rights Under Membership Interest Redemption Agreement, dated June 15, 2021, by and among Capital Plus Financial, LLC, the Company and CPF GP 2019-1 LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 21, 2021 (File No. 001-38037)).
10.31	Operating Agreement by and between SGB Development Corp., Jacoby Development, Inc. and JDI-Cumberland Inlet. LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.32	Fabrication and Building Services Agreement by and between JDI-Cumberland Inlet, LLC and SG Echo, LLC, dated June 24, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 28, 2021 (File No. 001-38037)).
10.33	Real Estate Lien Note, dated July 14, 2021, in the principal amount of $2,000,000 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.34	Deed of Trust, dated July 14, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.35	Assignment of Leases and Rents, dated July 8, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 19, 2021 (File No. 001-38037)).
10.36#	Amendment No. 3 to the SG Blocks, Inc. Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the Registrant with the Securities and Exchange Commission on July 14, 2021 (File No. 001-38087)).
10.37#	Employment Agreement, dated September 27, 2021, between the Company and William Rogers (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037)).
10.38#	Employment Agreement, dated September 30, 2021, between the Company and Gerald Sheeran (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 1, 2021 (File No. 001-38037))
10.39	Placement Agency Agreement, dated as of October 25, 2021, by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.40	Form of Securities Purchase Agreement, dated as of October 25, 2021 by and between the Company and the Purchaser named therein (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 26, 2021 (File No. 001-38037)).
10.41	Lease Agreement by and between SG Echo LLC and May Properties, LLC, dated October 28, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.42	Guaranty by the Company dated October 28, 2021 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).

10.43	Loan Agreement by and among SG Echo LLC, The Durant Industrial Authority and the Company, as guarantor, dated October 29, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.44	Forgivable Promissory Note, dated October 29, 2021, issued by SG Echo LLC (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 2, 2021 (File No. 001-38037)).
10.45#	Amendment to Employment Agreement, dated July 5, 2022, between the Company and Paul Galvin (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on July 8, 2022 (File No. 001-38037))
10.46#	Employment Agreement between SG Blocks, Inc. and Marc Brune, dated September 1, 2022, between SG Blocks, Inc. and (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 1, 2022 (File No. 001-38037)).
10.47	Fabrication Agreement between SGB Development Corp. and SG Echo, LLC, dated December 2, 2022, (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 6, 2022 (File No. 001-38037)).
10.48#	Employment Agreement, dated February 3, 2023, between Safe and Green Development Corporation and David Villarreal (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 6, 2023 (File No. 001-38037)).
10.49	Securities Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.50	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.51	Equity Purchase Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.52	Registration Rights Agreement, dated February 7, 2023, by and between the Company and Peak One Opportunity Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on February 7, 2023 (File No. 001-38087)
10.53	Loan Agreement dated March 30,2023 between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.54	Promissory Note dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.55	Deed of Trust and Security Agreement, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.56	Assignment of Contract Rights dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38087)
10.57	Mortgage dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.58	Limited Guaranty, dated March 30, 2023 by and between the Company and LV Peninsula Holding, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 5, 2023 (File No. 001-38037)
10.59	Resignation Letter from Yaniv Blumenfeld (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)
10.60	Employment Agreement by and between the Company and Patricia Kaelin dated as of May 1, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 3, 2023 (File No. 001-38037)

10.61	Standard Cash Advance Agreement, dated May 16, 2023 by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on May 22, 2023 (File No. 001-38037)
10.62	Secured Commercial Promissory Note, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.63	Mortgage, date June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.64	Non-Recourse Factoring and Security Agreement, dated June 1, 2023 by and between SG Echo LLC and Southstar Financial, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.65	Secured Continuing Corporate Guaranty, date June 8, 2023 by and between the Company in favor of SouthStar Financial LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.66	Cross-Default and Cross Collateralization Agreement, date June 8, 2023 by and between the Company, SG Echo LLC and SouthStar Financial LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 14, 2023 (File No. 001-38037)
10.67	Loan Agreement, dated as of June 16, 2023, between the Company and BCV S&G DevCorp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.68	Escrow Agreement, dated June 21, 2023 among the Company, Bridgeline Capital Partners S.A., acting on behalf BCV S&G DevCorp, and American Stock Transfer & Trust Company, LLC, as Escrow Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on June 29, 2023 (File No. 001-38037)
10.69	Note Cancellation Agreement, Effective as of July 1, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.70	Promissory Note by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 11, 2023 (File No. 001-38037)
10.71	Amendment No. 1 to Loan Agreement, dated as of August 25, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 28, 2023 (File No. 001-38037)
10.72	Offer Letter by and between the Company and Vanessa Villaverde dated August 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on August 29, 2023 (File No. 001-38037)
10.73	Offer Letter by and between the Company and Jill Anderson dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 5, 2023 (File No. 001-38037)
10.74	Amendment No. 2 to Loan Agreement dated as of September 11, 2023 by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 12, 2023 (File No. 001-38037)
10.75	Amendment to Employment Agreement dated as of September 19, 2023 by and between the Company and Paul Galvin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 19, 2023 (File No. 001-38037)

10.76	Shared Services Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
10.77	Tax Matters Agreement by and between the Company and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on September 28, 2023 (File No. 001-38037)
10.78	Amendment No. 4 to the Company’s Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 10, 2023 (File No. 001-38037)
10.79	Mutual Settlement and Release Agreement by and between the Company and William Rogers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.80	Standard Cash Advance Agreement, dated September 26, 2023, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on October 25, 2023 (File No. 001-38037)
10.81	Note Subscription Agreement by and between the Company and E-Lovu Health, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 16, 2023 (File No. 001-38037)
10.82	Standard Cash Advance Agreement, dated November 20, 2023 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on November 22, 2023 (File No. 001-38037)
10.83	Contribution Agreement between LV Peninsula Holding LLC and Preserve Acquisitions, LLC entered into as of November 28, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 4, 2023)
10.84	Securities Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.1 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.85	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.2 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.86	Equity Purchase Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.3 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.87	Registration Rights Agreement, dated November 30, 2023 (Incorporated by reference to Exhibit 10.4 to Safe and Green Development Corporations Form 8-K filed with the SEC on December 1, 2023)
10.88	2023 Subsidiaries Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 11, 2023 (File No. 001-38037)
10.89	Master Purchase Agreement by and between the Company and SG Echo LLC and Safe and Green Development Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 21, 2023 (File No. 001-38037)
10.90	Mutual Separation And Release Agreement by and between the Company and Vanessa Villaverde (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on December 26, 2023 (File No. 001-38037)
10.91	Standard Merchant Cash Advance Agreement by and among SG Building Blocks, Inc., SG Echo, LLC and Madison Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 10, 2024 (File No. 001-38037)
10.92	Securities Purchase Agreement dated January 11, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 16, 2024 (File No. 001-38037)
10.94	Standard Cash Advance Agreement, dated January 29, 2024 by and between the Company and SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on January 31, 2024 (File No. 001-38037)
10.95	Agreement of Sale between Safe and Green Development Corporation and Pigmental, LLC, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 6, 2024).

10.96	Settlement and Release Agreement dated February 9, 2024 by and between the Company and Maxim Group LLC (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1/A as filed by the Registrant with the Securities and Exchange Commission on February 12, 2024 (File No. 333-276732)).
10.98	Membership Interests Purchase Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, the members of Majestic World Holdings LLC listed therein, Majestic World Holdings LLC and Sellers Representative (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.99	Side Letter Agreement, dated as of February 7, 2024, by and among Safe and Green Development Corporation, Majestic World Holdings LLC and Sellers Representative (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.100	Profit Sharing Agreement, dated as of February 7, 2024, by and between Safe and Green Development Corporation and Matthew A. Barstow on behalf of and as the duly authorized representative of the members identified therein (incorporated by reference to Exhibit 10.3 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 13, 2024).
10.101	Amendment No. 1 to the Securities Purchase Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.1 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
10.102	Amendment No. 1 to the Registration Rights Agreement, dated February 15, 2024 (incorporated by reference to Exhibit 10.2 of Safe and Green Development Corporations Current Report on Form 8-K filed on February 22, 2024).
10.103	Form of Securities Purchase Agreement, dated May 3, 2024, by and between OLENOX INDUSTRIES INC. and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 9, 2024)
10.104	Form of Registration Rights Agreement, dated May 3, 2024, by and between OLENOX INDUSTRIES INC. and the Purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K filed on May 9, 2024)
10.105	Settlement Agreement, dated as of August 1, 2024, by and among Farnam Street Financial, Inc., OLENOX INDUSTRIES INC., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.106	Lease Schedule No. 001R, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., OLENOX INDUSTRIES INC., and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 7, 2024)
10.107	Assignment and Assumption, dated as of August 1, 2024, by and between Farnam Street Financial, Inc., OLENOX INDUSTRIES INC. and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 7, 2024)
10.108	Unconditional Continuing Guaranty, dated as of August 1, 2024, by OLENOX INDUSTRIES INC. and SG Echo, LLC in favor of Farnam Street Financial, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 7, 2024)
10.109	Confession of Judgment in favor of Farnam Street Financial, Inc., by OLENOX INDUSTRIES INC., SG Echo LLC, and SG Environmental Solutions Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 7, 2024)
10.110	Standard Cash Advance Agreement, dated July 31, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 7, 2024)
10.111	Standard Cash Advance Agreement, dated August 27, 2024, by and between SG Building Blocks, Inc. and Pawn Funding (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)
10.112	Note Purchase Agreement, dated August 28, 2024, between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2024)

10.113	Loan and Security Agreement, dated September 20, 2024, by and between SG Echo, LLC and Enhanced Capital Oklahoma Rural Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K field on September 24, 2024)
10.114	Note Purchase Agreement, dated October 22, 2024, between OLENOX INDUSTRIES INC. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 28, 2024)
10.115	Standard Cash Advance Agreement, dated December 24, 2024, by and between SG Building Blocks, Inc. and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 31, 2024)
10.116	Employment Agreement, dated January 5, 2025, between OLENOX INDUSTRIES INC. and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 7, 2025)
10.117	Letter of Intent, dated as of January 8, 2025, by and among New Asia Holdings, Inc., Olenox Corp., and OLENOX INDUSTRIES INC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 14, 2025)
10.118	Employment Agreement, dated January 20, 2025, between OLENOX INDUSTRIES INC. and Jim Pendergast (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 21, 2025)
10.119	Securities Purchase Agreement, dated January 21, 2025, by and between OLENOX INDUSTRIES INC. and Alumni Capital LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 27, 2025)
10.120	Note Purchase Agreement, dated January 22, 2025, between OLENOX INDUSTRIES INC. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 29, 2025)
10.121	Standard Cash Advance Agreement, dated January 22, 2025, by and between SG Building Blocks, Inc. and Core Funding LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 29, 2025)
10.122	Arrangement and Plan of Merger, dated as of February 2, 2025, by and between New Asia Holdings, Inc., and OLENOX INDUSTRIES INC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 3, 2025)
10.123	Securities Purchase Agreement, dated February 12, 2025, between OLENOX INDUSTRIES INC. and Firstfire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2025)
10.124	Securities Purchase Agreement, dated February 25, 2025, between OLENOX INDUSTRIES INC. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2025)
10.125	ELOC Securities Purchase Agreement, dated February 25, 2025, between OLENOX INDUSTRIES INC. and Tysadco Partners LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 10, 2025)
10.126	Securities Purchase Agreement, dated March 3, 2025, between OLENOX INDUSTRIES INC. and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 10, 2025)
10.127	Registration Rights Agreement, dated March 3, 2025 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 10, 2025)
10.128	Securities Purchase Agreement, dated March 27, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 2, 2025)
10.129	Registration Rights Agreement, dated March 27, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 2, 2025)
10.130	Asset Purchase Agreement, dated April 8, 2025, between the Company and County Line Industrial LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 9, 2025)
10.131	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 16, 2025)
10.132	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 16, 2025)
10.133	Securities Purchase Agreement, dated April 11, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 17, 2025)
10.134	Registration Rights Agreement, dated April 11, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 17, 2025)

10.135	Asset Purchase Agreement, dated May 28, 2025, between the Company, Sherman Oil Company LLC and its affiliates (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 29, 2025)
10.136	Letter of Intent, dated May 27, 2025, between the Company and Giant Group America, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 2, 2025)
10.137	Stock Purchase Agreement, dated May 29, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 5, 2025)
10.138	Registration Rights Agreement, dated May 29, 2025, between the Company and Generating Alpha Ltd. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 5, 2025)
10.139	Promissory Note, dated June 2, 2025, in favor of Prosperity Bank (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 10, 2025)
10.140	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 18, 2025)
10.141	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 18, 2025)
10.142	Letter of Intent, dated July 28, 2025, between the Company and Rock Springs Energy Group, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 5, 2025)
10.143	Settlement and Release Agreement, dated August 28, 2025, between the Company and EDI International PC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 17, 2025)
10.144	Purchase Agreement, dated September 25, 2025, between the Company and Charles E Webb Jr Family Partnership LTD (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 1, 2025)
10.145	Commercial Lease, dated September 25, 2025, between the Company and Charles E Webb Jr Family Partnership LTD (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 1, 2025)
10.146	Securities Purchase Agreement, dated November 25, 2025, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 2, 2025)
10.147	Registration Rights Agreement, dated November 25, 2025, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 2, 2025)
10.148	Stock Purchase Agreement, dated December 18, 2025, between the Company and Daniel Kroft (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 19, 2025)
10.149	Promissory Note, dated December 18, 2025, issued by the Company in favor of Daniel Kroft (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 19, 2025)
10.150	Mutual Settlement and Release Agreement, dated February 10, 2026, between the Company and Cedar Advance LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 13, 2026)
10.151	Settlement Agreement, dated February 11, 2026, between the Company and Michael McLaren (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 18, 2026)
10.152	Settlement Agreement, dated February 11, 2026, between the Company and Michael McLaren (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on February 18, 2026)
10.153	Registration Rights Agreement, dated March 12, 2026, between the Company and JAK Industrial Ventures LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 12, 2026)
10.154	Notice of Chapter 11 Bankruptcy Case Filing, dated April 28, 2026 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 4, 2026)
10.155	Voluntary Petition, dated April 28, 2026 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 4, 2026)

10.156	Form of Unsecured Promissory Note (Seller Note), issued by the Company to the Sellers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 28, 2026)
10.157#	Employment Agreement, dated May 28, 2026, between the Company and Erik Blum (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 11, 2026)
10.158	Form of Exchange Agreement (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
10.159	Form of Unsecured Promissory Note (Seller Note) issued by Olenox Industries, Inc. to the Sellers (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 22, 2026)
10.160	Amendment Agreement, dated August 4, 2026, between Olenox Industries Inc. and Generating Alpha Ltd. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2026)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed with the SEC on May 7, 2024 (File No. 000-22563))
31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Principal Executive Officer
31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) of Principal Financial Officer
32.1**	Certification pursuant to 18 U.S.C. Section 1350 of Principal Executive Officer
32.2**	Certification pursuant to 18 U.S.C. Section 1350 of Principal Financial Officer
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OLENOX INDUSTRIES INC.
(Registrant)

	By:	/s/ Michael McLaren
Michael McLaren
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 19, 2026

	By:	/s/ Kimberly Hawley
Kimberly Hawley
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 19, 2026

